Form 10-Q
period 2026-09-30
IOVANCE BIOTHERAPEUTICS, INC.
filed 2026-11-05
CIK 1425205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-36860

IOVANCE BIOTHERAPEUTICS, INC.

(Exact name of issuer as specified in its charter)

Delaware	75-3254381
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

300 Rouse Blvd., Philadelphia, PA 19112

(Address of principal executive offices and zip code)

(650) 260-7120

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000041666	IOVA	The Nasdaq Global Market

As of October 27, 2026, the issuer had 462,655,151 shares of common stock, par value $0.000041666 per share, outstanding.

IOVANCE BIOTHERAPEUTICS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2026

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the success, cost, enrollment, design, and timing of our clinical trials;
•
the success, cost, and timing of our product development activities;
•
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
•
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
•
our plans to research, develop, and commercialize our products and/or product candidates;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share and per share information)

	September 30,	December 31,
	2026	2025
ASSETS

Current Assets
Cash and cash equivalents	$57,934	$163,078
Trade accounts receivable	106,988	82,448
Short-term investments	318,386	133,902
Inventory	55,222	51,678
Prepaid expenses and other assets	11,105	11,583
Total Current Assets	549,635	442,689

Property and equipment, net	129,310	131,112
Intangible assets, net	259,206	279,324
Operating lease right-of-use assets	42,564	45,899
Restricted cash	6,018	5,980
Long-term assets	4,481	8,166
Total Assets	$991,214	$913,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$21,645	$22,159
Accrued expenses and other liabilities	81,685	111,156
Note payable - current	—	1,000
Operating lease liabilities	2,444	4,043
Total Current Liabilities	105,774	138,358

Non-Current Liabilities
Operating lease liabilities – non-current	42,766	44,401
Deferred tax liabilities	30,012	31,828
Total Non-Current Liabilities	72,778	76,229
Total Liabilities	178,552	214,587

Commitments and contingencies

Stockholders’ Equity
Series A Convertible Preferred stock, $0.001 par value; 17,000 shares designated, 194 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Series B Convertible Preferred stock, $0.001 par value; 11,500,000 shares designated, 1,932,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	2	2
Common stock, $0.000041666 par value; 650,000,000 shares authorized, 462,543,386 and 411,938,061 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	19	17
Accumulated other comprehensive income	13,853	16,440
Additional paid-in capital	3,722,949	3,457,654
Accumulated deficit	(2,924,161)	(2,775,530)
Total Stockholders’ Equity	812,662	698,583
Total Liabilities and Stockholders’ Equity	$991,214	$913,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$121,469	$67,455	$292,212	$176,731
Total revenue	121,469	67,455	292,212	176,731

Costs and expenses *
Cost of sales **	$48,028	$38,477	$134,121	$130,073
Research and development **	49,337	75,174	170,675	229,067
Selling, general, and administrative **	38,575	34,555	116,796	115,922
Depreciation and amortization	9,497	9,007	27,536	26,422
Restructuring charges	—	5,143	—	5,143
Total costs and expenses	$145,437	$162,356	$449,128	$506,627

Loss from operations	(23,968)	(94,901)	(156,916)	(329,896)
Other income
Interest and other income, net	2,311	1,243	6,861	8,567
Net Loss before income taxes	$(21,657)	$(93,658)	$(150,055)	$(321,329)
Income tax (expense) benefit	(614)	2,405	1,424	2,255
Net Loss	$(22,271)	$(91,253)	$(148,631)	$(319,074)
Net Loss Per Share of Common Stock, Basic and Diluted	$(0.05)	$(0.25)	$(0.34)	$(0.94)
Weighted Average Shares of Common Stock Outstanding, Basic and Diluted	455,919	364,037	442,683	340,623

* Non-cash stock-based compensation included in cost of sales and operating expenses
Cost of sales	$1,721	$1,408	$4,276	$5,977
Research and development	4,771	5,011	14,966	21,287
Selling, general, and administrative	5,341	5,481	15,593	22,494
	$11,833	$11,900	$34,835	$49,758
** Excludes depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Loss	$(22,271)	$(91,253)	$(148,631)	$(319,074)
Other comprehensive income (loss):
Unrealized income (loss) on investments	(114)	100	(251)	(40)
Foreign currency cumulative translation adjustment	889	(4,856)	(2,336)	17,189
Comprehensive Loss	$(21,496)	$(96,009)	$(151,218)	$(301,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(unaudited; in thousands, except share information)

	Series A		Series B					Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - June 30, 2026	194	$—	1,932,667	$2	452,971,016	$19	$3,624,836	$13,078	$(2,901,890)	$736,045
Stock-based compensation expense	—	—	—	—	—	—	11,830	—	—	11,830
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Vesting of restricted shares issued for services	—	—	—	—	1,095,918	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(291,011)	—	(2,419)	—	—	(2,419)
Common stock issued upon exercise of stock options	—	—	—	—	100,809	—	805	—	—	805
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	8,666,654	—	87,897	—	—	87,897
Unrealized loss on investments	—	—	—	—	—	—	—	(114)	—	(114)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	889	—	889
Net loss	—	—	—	—	—	—	—	—	(22,271)	(22,271)
Balance - September 30, 2026	194	$—	1,932,667	$2	462,543,386	$19	$3,722,949	$13,853	$(2,924,161)	$812,662

Balance - June 30, 2025	194	$—	1,932,667	$2	341,919,364	$14	$3,289,986	$20,859	$(2,612,373)	$698,488
Stock-based compensation expense	—	—	—	—	—	—	11,751	—	—	11,751
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	1,455	—	3	—	—	3
Vesting of restricted shares issued for services	—	—	—	—	509,742	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(211,322)	—	(464)	—	—	(464)
Common stock sold in public and/or at the market offerings, net of offering costs	—	—	—	—	43,242,489	2	88,516	—	—	88,518
Unrealized gain on investments	—	—	—	—	—	—	—	100	—	100
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(4,856)	—	(4,856)
Net loss	—	—	—	—	—	—	—	—	(91,253)	(91,253)
Balance - September 30, 2025	194	$—	1,932,667	$2	385,461,728	$16	$3,389,792	$16,103	$(2,703,626)	$702,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(unaudited; in thousands, except share information)

	Series A		Series B					Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance - December 31, 2025	194	$—	1,932,667	$2	411,938,061	$17	$3,457,654	$16,440	$(2,775,530)	$698,583
Stock-based compensation expense	—	—	—	—	—	—	35,391	—	—	35,391
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	448,277	—	861	—	—	861
Vesting of restricted shares issued for services	—	—	—	—	4,000,228	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,538,852)	—	(7,764)	—	—	(7,764)
Common stock issued upon exercise of stock options	—	—	—	—	109,441	—	831	—	—	831
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	47,586,231	2	235,976	—	—	235,978
Unrealized loss on investments	—	—	—	—	—	—	—	(251)	—	(251)
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	(2,336)	—	(2,336)
Net loss	—	—	—	—	—	—	—	—	(148,631)	(148,631)
Balance - September 30, 2026	194	$—	1,932,667	$2	462,543,386	$19	$3,722,949	$13,853	$(2,924,161)	$812,662

Balance - December 31, 2024	194	$—	2,842,158	$3	305,252,194	$13	$3,095,987	$(1,046)	$(2,384,552)	$710,405
Stock-based compensation expense	—	—	—	—	—	—	49,206	—	—	49,206
Common stock issued upon purchase of employee stock purchase plan	—	—	—	—	357,163	—	671	—	—	671
Vesting of restricted shares issued for services	—	—	—	—	4,651,490	—	—	—	—	—
Tax payments related to shares retired for vested restricted stock units	—	—	—	—	(1,856,719)	—	(6,614)	—	—	(6,614)
Common stock issued upon exercise of stock options	—	—	—	—	2,586	—	15	—	—	15
Common stock sold in public and/or at the market offering, net of offering costs	—	—	—	—	76,145,523	3	250,526	—	—	250,529
Common stock issued from preferred stock conversion	—	—	(909,491)	(1)	909,491	—	1	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	(40)	—	(40)
Foreign currency cumulative adjustments	—	—	—	—	—	—	—	17,189	—	17,189
Net loss	—	—	—	—	—	—	—	—	(319,074)	(319,074)
Balance - September 30, 2025	194	$—	1,932,667	$2	385,461,728	$16	$3,389,792	$16,103	$(2,703,626)	$702,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

IOVANCE BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(148,631)	$(319,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,835	49,758
Unrealized foreign exchange loss (gain)	497	135
Amortization of intangible assets	17,133	16,873
Amortization of right of use asset	3,695	8,669
Depreciation and amortization of property and equipment	10,404	9,138
Deferred tax benefit	(1,424)	(2,255)
Excess and obsolescence reserve	2,808	9,702
Accretion of discounts and premiums on investments	(4,318)	(5,860)
Loss on asset disposals	672	44
Gain on loan forgiveness	(1,000)	—
Changes in assets and liabilities:
Prepaid expenses, other assets and long-term assets	4,162	(7,362)
Trade accounts receivable	(24,540)	2,579
Inventory	(4,512)	(10,210)
Operating lease liabilities	(3,592)	(8,000)
Accounts payable	1,471	(1,448)
Accrued expenses and other liabilities	(25,045)	7,468
Net cash used in operating activities	(137,385)	(249,843)

Cash Flows from Investing Activities
Maturities of investments	192,000	330,000
Purchase of investments	(372,416)	(258,763)
Purchase of property and equipment	(16,785)	(24,516)
Purchase of intangible assets	(100)	—
Net cash provided by (used in) investing activities	(197,301)	46,721

Cash Flows from Financing Activities
Tax payments related to shares withheld for vested restricted stock units	(7,764)	(6,614)
Proceeds from the issuance of common stock under employee stock purchase plan	861	671
Proceeds from the issuance of common stock upon exercise of options	831	15
Proceeds from the issuance of common stock, net	235,978	250,529
Net cash provided by financing activities	229,906	244,601
Effect of foreign exchange rate changes	(326)	567
Net increase (decrease) in cash, cash equivalents and restricted cash	(105,106)	42,046
Cash, Cash Equivalents and Restricted Cash Beginning of Period	169,058	122,053
Cash, Cash Equivalents and Restricted Cash End of Period	$63,952	$164,099

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized loss on investments	251	40
Acquisition of property and equipment included in accounts payable and accrued expenses	2,275	9,834
Conversion of convertible preferred stock to common stock	—	1
Increase in lease liabilities due to obtaining right-of-use assets from lease modifications	359	2,231

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

The Company was founded to build upon the promise of TIL cell therapy initially developed at academic research centers, including the National Cancer Institute (“NCI”). The Company’s multi-center trials, scalable manufacturing, regulatory approvals, and commercial infrastructure have transformed TIL cell therapy from a research product available to only a small number of patients into a commercially viable treatment that is accessible for thousands of cancer patients globally.

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

Globally, Amtagvi® has the potential to address tens of thousands of previously treated advanced melanoma patients annually. The Company plans to launch Amtagvi® into additional markets with a high prevalence of advanced melanoma. On June 4, 2026, the Company received marketing authorization with conditions from the Therapeutic Goods Administration of Australia for Amtagvi® for previously treated advanced (metastatic or unresectable) melanoma. In the United Kingdom (“UK”), the Company resubmitted the marketing authorization application (“MAA”) with additional information in July 2026. The Medicines and Healthcare products Regulatory Agency (“MHRA”) is conducting an expedited review, with potential approval expected in the first quarter of 2027. Potential approval is pending in Switzerland in the first quarter of 2027. In the European Union (“EU”), the Company is working with the European Medicines Agency (“EMA”) to resubmit a centralized MAA in 2027.

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company's financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2026 or for any other period. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10‑K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026.

Liquidity

As of September 30, 2026, the Company had $382.3 million in cash, cash equivalents, short-term investments, and restricted cash ($57.9 million of cash and cash equivalents, $318.4 million in short-term investments, and $6.0 million in restricted cash). The Company has launched its first internally developed commercial product and continues to be engaged in the development of therapeutics to fight cancer, specifically solid tumors. With the approval of the Biologics License Application (“BLA”), the Company began to generate revenue from the sale of its product Amtagvi® in the second quarter of 2024. Furthermore, following the acquisition of the worldwide rights to Proleukin® (as discussed below in Note 4 – Intangible Assets, Net) in 2023, the Company began to generate revenue from the sales of Proleukin®. However, such revenues may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Form 10-Q is filed. The Company has incurred a net loss of $148.6 million for the nine months ended September 30, 2026, and used $137.4 million of cash in its operating activities during the nine months ended September 30, 2026.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Investments

The Company’s cash and cash equivalents include short-term investments with original maturities of three months or less when purchased. The Company's investments are classified as “available-for-sale.” The Company includes these investments in current assets or non-current assets in the condensed consolidated balance sheets based on the length of maturity from the reporting date and carries them at fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Impairment losses related to credit losses (if any) are recorded as an allowance for credit losses with an offsetting entry to Interest and other income, net. No impairment losses related to credit losses were recognized for the three and nine months ended September 30, 2026, and 2025. The cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in Interest and other income, net in the condensed consolidated statements of operations. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest and other income, net in the condensed consolidated statements of operations. The Company has not incurred any realized gains or losses from sales of securities to date. The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities and commercial paper, and places restrictions on maturities and concentration by type and issuer, except for securities issued by the U.S. government.

Restricted Cash

As of September 30, 2026 and December 31, 2025, restricted cash totaled $6.0 million, respectively. These amounts have been classified as non-current assets in the Company’s condensed consolidated balance sheet based on the maturity date of the underlying letter of credit agreement.

The Company maintains a required minimum balance in segregated bank accounts in connection with its letters of credit for which amounts are restricted as to their use by the Company. As of September 30, 2026, the Company’s letters of credit were primarily comprised of a letter of credit for the benefit of the iCTC used as a security deposit for the lease in the amount of $5.45 million. The letter of credit for $5.45 million originally expired on May 28, 2020, however, it automatically extends for additional one-year periods, without written agreement, to May 28 in each succeeding calendar year, through at least 60 days after the lease expiration date. Further, on the expiration of the seventh year of the lease, and each anniversary date thereafter, the letter of credit may be decreased by $1.0 million, with a minimum security deposit of $1.5 million maintained through the end of the lease term. The letter of credit with the landlord for the Company’s California office lease expires on February 1, 2032, however, it will be automatically extended, without written agreement, for one-year periods to February in each succeeding calendar year.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$57,934	$158,134
Restricted cash	6,018	5,965
Total cash, cash equivalents and restricted cash	$63,952	$164,099

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

Deferred tax liabilities arising from basis differences in assets acquired are calculated using the simultaneous equations method under ASC Topic 740, Income Taxes (“ASC 740”), and based on the effective tax rate. The resulting deferred tax liability is recorded in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025.

Contingent consideration in the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”), is included in the cost of the asset acquisition at its acquisition date fair value. Contingent consideration in the scope of ASC Topic 450, Contingencies (“ASC 450”), is recognized when it is both probable and reasonably estimable.

Inventory and Cost of Sales

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Cost includes amounts related to materials, internal labor, costs of external manufacturing, and overhead. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Certain costs incurred, such as manufacturing costs incurred prior to regulatory approval that did not qualify for capitalization and clinical manufacturing costs, are expensed as incurred as research and development expenses.

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

The Company reviews intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, the Company assesses the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, the Company measures the amount of impairment by comparing the carrying value of the assets to their fair values. The Company determined that no indicators of impairment existed as of September 30, 2026 or December 31, 2025.

Leases

The Company determines if an arrangement includes a lease at inception and thereafter, if modified. Operating leases are included in its condensed consolidated balance sheets as operating lease right-of-use assets and operating lease liabilities as of September 30, 2026 and December 31, 2025. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date or modification date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement or modification date.

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

In the U.S., products are sold principally to hospitals and clinics, as well as distributors and wholesalers, and outside of the U.S. to hospitals and clinics. Contractual performance obligations are usually limited to transfer of control of the product to the customer. In the case of Amtagvi®, revenue is recognized primarily upon infusion while for Proleukin®, transfer of control occurs either upon shipment or upon receipt of the product after considering when the customer obtains legal title to the product. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products and is generally based on a list of fixed prices less allowances for chargebacks, product returns, rebates and discounts. The Company’s payment terms to customers range from 45 to 105 days; payment terms differ by customer and by product.

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

Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding and the dilutive common stock equivalent outstanding during the period. The Company’s potentially dilutive common stock equivalent shares, which include incremental common shares issuable upon (i) the exercise of outstanding stock options, (ii) vesting of restricted stock units, (iii) purchases through the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), and (iv) conversion of preferred stock, are only included in the calculation of diluted net loss per share when their effect is dilutive.

As of September 30, 2026 and 2025, the following outstanding common stock equivalents have been excluded from the calculation of net loss per share because their impact would be anti-dilutive:

	September 30,
	2026	2025
Stock options	17,001,971	18,612,136
Restricted stock units	10,259,599	9,884,377
Employee Stock Purchase Plan	369,591	570,824
Series A Convertible Preferred Stock*	97,000	97,000
Series B Convertible Preferred Stock*	1,932,667	1,932,667
	29,660,828	31,097,004

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326 and provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when estimating credit losses for current accounts receivable and current contract assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. ASU 2025-05 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 during the quarter ended March 31, 2026, and the adoption did not have a material impact on the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

The amortized cost and fair value of cash equivalents and investments as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2026	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$318,574	$29	$(217)	$318,386
Money market funds	21,221	—	—	21,221
Total investments	$339,795	$29	$(217)	$339,607

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$133,839	$63	$—	$133,902
Money market funds	60,468	—	—	60,468
Total investments	$194,307	$63	$—	$194,370

The fair value of cash equivalents and investments as of September 30, 2026 and December 31, 2025, are classified as follows in the Company’s condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
Classified as:	2026	2025
Cash equivalents	$21,221	$60,468
Short-term investments	318,386	133,902
Total investments	$339,607	$194,370

Cash equivalents in the tables above exclude cash demand deposits of $36.7 million and $102.6 million as of September 30, 2026 and December 31, 2025, respectively. Unrealized gains and losses are included in accumulated other comprehensive income (loss), and as of September 30, 2026 and December 31, 2025, no unrealized losses on available-for-sale securities have resulted from credit risk. All available-for-sale securities held as of September 30, 2026 and December 31, 2025 had contractual maturities of less than one year. No available-for-sale securities held as of the periods presented have been in a continuous unrealized loss position for more than 12 months. To date, the Company has not recorded any impairment charges on its investments.

Recurring Fair Value Measurements

As of September 30, 2026 and December 31, 2025, the fair value of the Company’s financial assets that are measured at fair value on a recurring basis, which consist of cash equivalents and short-term and long-term investments classified as available-for-sale securities, are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$318,386	$—	$—	$318,386
Money market funds	21,221	—	—	21,221
Total investments	$339,607	$—	$—	$339,607

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$133,902	$—	$—	$133,902
Money market funds	60,468	—	—	60,468
Total	$194,370	$—	$—	$194,370

NOTE 4. INTANGIBLE ASSETS, NET

The gross carrying amounts and net book value of intangible assets as of September 30, 2026, and December 31, 2025, are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Developed technology *	$322,646	$326,497
Assembled workforce *	680	688
Intellectual property license	7,500	7,500
Patents	575	475
Total intangible assets	$331,401	$335,160
Less: accumulated amortization *	(72,195)	(55,836)
Intangible assets, net	$259,206	$279,324
* Amounts are translated using the foreign exchange rates as of September 30, 2026 and December 31, 2025, respectively.

The Company recognized amortization expense of $5.7 million and $17.0 million during the three and nine months ended September 30, 2026, and $5.8 million and $16.9 million during the three and nine months ended September 30, 2025, respectively, excluding non-cash amortization expense of the fair value step-up acquired inventory.

The total estimated amortization of the Company’s intangible assets for the remainder of the year ending December 31, 2026, and the years ending December 31, 2027, 2028, 2029, and 2030 are $5.6 million, $22.5 million, $22.5 million, $22.5 million, and $22.5 million, respectively.

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

NOTE 5. INVENTORY

As of September 30, 2026, and December 31, 2025, inventory consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$33,116	$31,682
Work in process	6,017	5,044
Finished goods	20,371	22,827
Total inventory	$59,504	$59,553

Inventory includes $15.2 million for excess and obsolescence reserves recorded as of September 30, 2026, such reserve being primarily related to excess Proleukin® inventory resulting from a manufacturer contract inherited in the Acquisition for which the Company cannot yet fully utilize the required purchase quantities while the Company scales the Amtagvi® commercial launch.

Inventory expected to be used or sold more than twelve months from the balance sheet date is classified as long-term assets on the condensed consolidated balance sheet. The Company recorded $4.3 million and $7.9 million of inventory as long-term other assets as of September 30, 2026, and December 31, 2025, respectively.

NOTE 6. REVENUE

Net revenue for the periods presented represents sales of Amtagvi® and Proleukin® as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amtagvi®	$101,602	$57,482	$252,545	$155,127
Proleukin®	19,867	9,973	39,667	21,604
Total net revenue	$121,469	$67,455	$292,212	$176,731

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

Revenue from product sales was recorded net of GTN adjustments. The following table summarizes GTN adjustments for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gross revenue	$122,488	$68,521	$295,694	$179,040
GTN adjustments:
Government rebates and chargebacks	(4)	(58)	(307)	(355)
Wholesaler fees and cash discounts	(1,336)	(741)	(2,908)	(1,528)
Other rebates, returns, discounts and adjustments	321	(267)	(267)	(426)
Total GTN adjustments	(1,019)	(1,066)	(3,482)	(2,309)
Net revenue	$121,469	$67,455	$292,212	$176,731

Consolidated net product revenue by geographic area for the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$120,004	$66,402	$289,443	$173,527
Rest of world	1,465	1,053	2,769	3,204
Net revenue	$121,469	$67,455	$292,212	$176,731

Net product revenue in the U.S. is comprised of Amtagvi® revenue, as well as Proleukin® sales to support the ongoing commercialization of Amtagvi®. Net product revenue to date for the rest of world is comprised of sales of Proleukin® into markets outside of the U.S., primarily into European markets.

The following table summarizes the amount and percentage of gross revenue attributable to customers that represented more than 10% of the Company’s gross revenue and all other customers as a group for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2026
	$		%	$		%
Customer A	$	*	0%	$	*	0%
Other customers		122,488	100%		295,694	100%
Gross revenue		$122,488	100%		$295,694	100%
GTN adjustments		(1,019)			(3,482)
Net revenue		$121,469			$292,212
* Represents customer below 10%

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	$		%	$		%
Customer A	$	*	0%	$	*	0%
Other customers		68,521	100%		179,040	100%
Gross revenue		$68,521	100%		$179,040	100%
GTN adjustments		(1,066)			(2,309)
Net revenue		$67,455			$176,731
* Represents customer below 10%

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Leasehold improvements	$127,898	$90,385
Lab, process, and validation equipment	32,085	31,499
Utility equipment	7,289	7,306
Office furniture and equipment	2,610	2,573
Computer software	8,512	8,512
Computer equipment	2,384	2,144
Machinery and equipment	613	1,814
Construction in progress	8,035	35,649
Total property and equipment, cost	$189,426	$179,882
Less: Accumulated depreciation and amortization	(60,116)	(48,770)
Property and equipment, net	$129,310	$131,112

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued payroll and employee related expenses	$36,777	$33,780
Clinical related	14,701	32,788
Manufacturing related	8,172	18,018
Facilities related	2,814	6,447
Legal and related services	1,199	1,416
Inventory and distribution related	13,320	13,574
Other accrued expenses	4,702	5,133
Total accrued expenses	$81,685	$111,156

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 650,000,000 shares of the Company’s common stock, par value $0.000041666. As of September 30, 2026, 462,543,386 shares of the Company’s common stock were issued and outstanding.

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

For the quarter ended September 30, 2026, the Company raised approximately $87.9 million in net proceeds, through the sale of 8,666,654 shares of common stock pursuant to the 2025 Sale Agreement at a weighted average price per share of $10.34. As of September 30, 2026, the 2025 Sale Agreement terminated upon the issuance and sale of all Common Shares subject to the 2025 Sale Agreement. For the quarter ended September 30, 2025, the Company raised approximately $88.5 million in net proceeds, after offering costs, through the sale of 43,242,489 shares of common stock pursuant to the 2023 Sale Agreement at a weighted average price per share of $2.09.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 shares of “blank check” preferred stock. As of September 30, 2026, 17,000 shares were designated as Series A Convertible Preferred Stock and 11,500,000 shares were designated as Series B Convertible Preferred Stock.

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

During the nine months ended September 30, 2026, and 2025, no shares of Series A Convertible Preferred Stock were converted into shares of common stock. As of September 30, 2026 and December 31, 2025, 194 shares of Series A Convertible Preferred Stock (that are convertible into 97,000 shares of common stock) remained outstanding.

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

During the nine months ended September 30, 2026, no shares of Series B Convertible Preferred Stock were converted into shares of common stock. During the nine months ended September 30, 2025, 909,491 shares of Series B Convertible Preferred Stock were converted into 909,491 shares of common stock. As of September 30, 2026 and December 31, 2025, 1,932,667 shares of Series B Preferred Stock (that are convertible into 1,932,667 shares of common stock) remained outstanding.

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

On April 22, 2018, the Company’s Board of Directors (the “Board”) adopted the Iovance Biotherapeutics, Inc. 2018 Equity Incentive Plan, (the “2018 Plan”), which was approved by the Company’s stockholders in June 2018. The 2018 Plan as approved initially authorized the issuance up to an aggregate of 6,000,000 shares of common stock in the form of incentive (qualified) stock options, non-qualified options, common stock, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. On June 8, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 6,000,000 to 14,000,000 shares, which became effective immediately. Additionally on June 10, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance upon the exercise of stock options under the 2018 Plan from 14,000,000 to 20,700,000 shares, which became effective immediately. On June 6, 2023, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 20,700,000 to 29,700,000 shares, which became effective immediately. On June 11, 2024, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 29,700,000 to 36,700,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. On June 10, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares available for issuance under the 2018 Plan from 36,700,000 to 49,200,000 shares and permit share recapture from the 2014 Plan, which became effective immediately. As of September 30, 2026, 13,646,862 shares of common stock were available for grant under the 2018 Plan, including shares recaptured from the 2014 Plan.

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

The Compensation Committee approved additional amendments to the 2021 Inducement Plan solely to increase the number of shares reserved for issuance under the 2021 Inducement Plan from 1,750,000 to 2,250,000 shares of the Company’s common stock on March 13, 2023, from 2,250,000 to 2,750,000 shares of the Company’s common stock on February 26, 2024, from 2,750,000 shares to 4,750,000 shares on November 22, 2024, from 4,750,000 shares to 6,000,000 shares on April 10, 2026, and from 6,000,000 to 6,450,000 shares on September 29, 2026, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2021 Inducement Plan may only be made to an employee if such employee is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Inducement Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). As of September 30, 2026, 810,268 shares of the Company’s common stock were available for grant under the Inducement Plan.

Stock Options

A summary of the status of stock options as of September 30, 2026 and the changes during the nine months ended September 30, 2026 are presented in the following table:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contract	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at December 31, 2025	18,025,891	$15.05
Issued	1,203,475	6.96
Exercised	(172,413)	7.68
Expired/Cancelled	(2,054,982)	14.87
Outstanding at September 30, 2026	17,001,971	$14.57	5.31	$83,304,381
Ending vested and expected to vest at September 30, 2026	17,001,971	$14.57	5.31	$83,304,381
Options exercisable at September 30, 2026	13,850,585	$16.71	4.48	$52,898,302

As of September 30, 2026, there was $11.0 million of total unrecognized compensation expense related to unvested employee stock options. The unrecognized compensation expense is estimated to be recognized over a period of 2.0 years as of September 30, 2026. The weighted average grant date fair value for employee options granted under the Company’s stock option plans during the nine months ended September 30, 2026, was $5.29 per option.

The aggregate intrinsic value in the table above reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2026 and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2026. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

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

The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2026 was $0.3 million and $0.8 million, respectively. The compensation expense related to the 2020 ESPP for the three and nine months ended September 30, 2025 was $0.3 million and $1.0 million, respectively. As of September 30, 2026, there was $0.2 million of unrecognized compensation cost associated with the 2020 ESPP, which is expected to be recognized over the remaining 2.3 months.

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

Activity for PRSUs and RSUs as of September 30, 2026 and the changes during the nine months ended September 30, 2026 are presented in the following table:

		Weighted
	Number	Average
	of	Grant Date
	RSUs and PRSUs	Fair Value
Outstanding at December 31, 2025	9,080,465	$7.71
Granted	8,214,200	5.68
Vested/Released	(4,000,228)	7.75
Canceled/Forfeited	(1,534,795)	6.57
Outstanding at September 30, 2026	11,759,642	$6.42
Ending vested and expected to vest at September 30, 2026	11,624,642	$6.33

As of September 30, 2026, there was $50.3 million of unrecognized stock-based compensation expense associated with unvested PRSUs and RSUs, which the Company expects to recognize over a remaining weighted-average period of 2.03 years. The aggregate intrinsic value of the unvested RSUs and PRSUs outstanding as of September 30, 2026 was $174.3 million.

Stock-Based Compensation

Total stock-based compensation expense by type of award was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock option expense	$1,448	$2,810	$5,426	$10,088
Restricted stock expense	10,104	8,808	28,643	38,688
ESPP expense	281	282	766	982
Total stock-based compensation expense	$11,833	$11,900	$34,835	$49,758

The amount included in capitalized inventory for stock-based compensation expense for personnel engaged with manufacturing activities was $1.1 million as of September 30, 2026, and $0.6 million as of December 31, 2025.

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

The table below highlights the Company’s revenue, expenses and net loss for the segment and is reconciled to net loss on a consolidated basis for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$121,469	$67,455	$292,212	$176,731

Cost of sales
Cost of goods sold (excluding depreciation and amortization) (a)	$41,558	$34,734	$120,196	$119,206
Stock-based compensation	1,721	1,408	4,276	5,977
Royalties	4,749	2,335	9,649	4,890
Total cost of sales	$48,028	$38,477	$134,121	$130,073

Expenses
Research and development	$44,566	$70,163	$155,709	$207,780
General and administrative	17,681	17,865	54,998	61,286
Sales and marketing	15,552	11,209	46,205	32,141
Depreciation and amortization	9,497	9,007	27,536	26,422
Restructuring charges	-	5,143	-	5,143
Other segment items (b)	8,416	6,844	22,274	32,960
Total expenses	$95,712	$120,231	$306,722	$365,732

Net loss	$(22,271)	$(91,253)	$(148,631)	$(319,074)

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

Pursuant to the terms of the CRADA, as amended, the Company is required to make quarterly payments to the NCI for support of research activities through the end of the CRADA’s term. To the extent the Company licenses patent rights relating to a TIL-based product candidate, the Company will be responsible for all patent-related expenses and fees, past and future, relating to the TIL-based product candidate. In addition, the Company may be required to supply certain test articles, including TIL, grown and processed under Current Good Manufacturing Practice (“cGMP”) conditions, suitable for use in clinical trials. The Company or the NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date. The Company recorded costs associated with the CRADA of $0.9 million and $2.6 million for the three and nine months ended September 30, 2026, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, as research and development expenses.

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

The Patent License Agreement, as amended, requires the Company to pay royalties based on a percentage of net sales in jurisdictions where patent rights exist, which percentage can fall into a tier that may be less than one percent to mid-single digits depending upon certain events, including the exclusivity of the rights. The Company is also required to pay potential milestone payments on the achievement of certain clinical, regulatory, and commercial sales milestones for each of the indications and other direct costs incurred by the NIH pursuant to the Patent License Agreement, as amended. The Company has made and anticipates making additional payments that could range from several hundred thousand dollars to the mid-single-digit millions of dollars in conjunction with certain development milestones, the approval of a BLA or its foreign equivalent, or the first U.S. and foreign commercial sales of any of its product candidates covered by the Patent License Agreement, as amended. The term of the Patent License Agreement, as amended, continues until the expiry of the last-to-expire patent rights licensed thereunder, and the agreement contains standard termination provisions. The Company paid and recorded a $0.6 million milestone payment for an intellectual property license that was payable within 60 days of successful completion of the first Company-sponsored Phase 2 clinical study in melanoma, as research and development expenses, for the year ended December 31, 2023. The Company also paid a $1.5 million milestone payment for an intellectual property license that was payable within 60 days of the approval of Amtagvi® for use in the treatment of melanoma, and a $6.0 million milestone payment for an intellectual property license that was payable within 60 days of the approval of the first commercial sale of Amtagvi® for use in the treatment of melanoma in the U.S. in accordance with the requirements of the Patent License Agreement, as amended. Both aforementioned milestone payments have been capitalized and recorded as intangible assets on the consolidated balance sheet. The Company recorded $0.2 million and $0.6 million, for each of the three and nine months ended September 30, 2026, and 2025, respectively, as a component of cost of sales related to amortization of the milestone payments.

Minaris Advanced Therapies

The Company had a certain manufacturing services agreement (the “MSA”) with Minaris Advanced Therapies, or “Minaris” for two cGMP manufacturing suites to be operated by Minaris for Iovance Manufacturing LLC to support clinical and commercial manufacturing and related testing services. Minaris concluded production of Amtagvi® and clinical supply of lifileucel in the first quarter of 2026, and Minaris concluded closeout work for the Company in the third quarter of 2026. For the three and nine months ended September 30, 2026, the Company recorded de minimis costs and $6.2 million, respectively, and for the three and nine months ended September 30, 2025, the Company recorded $5.6 million and $20.1 million, respectively, as costs and expenses included in the condensed consolidated statement of operations.

Cellectis S.A.

In December 2019, the Company entered into a research collaboration and exclusive worldwide license agreement whereby the Company will license gene-editing technology from Cellectis S.A. (“Cellectis”), a clinical-stage biopharmaceutical company, to develop TIL cell therapies that have been genetically edited, including a PD-1 inactivated product that the Company refers to as IOV-4001. Financial terms of the license include annual license payments and development, regulatory and sales milestone payments from the Company to Cellectis, as well as royalty payments based on net sales of TALEN®-modified TIL products. The Company recorded costs associated with the license agreement with Cellectis of $0.1 million, and $0.2 million for the three and nine months ended September 30, 2026, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, as research and development expense.

Novartis Pharma AG and Related Entities

In January 2020, the Company obtained a license from Novartis Pharma AG (“Novartis”) to develop and commercialize an antibody cytokine engrafted protein, which the Company refers to as IOV-3001. Under the agreement, the Company paid an upfront payment to Novartis and may pay future milestones related to initiation of patient dosing in various phases of clinical development for IOV-3001 and approval of the product in the U.S., EU, and Japan. Novartis is also entitled to low-to-mid single digit percentage royalties from commercial sales of the product. The Company recorded costs associated with the license agreement from Novartis of $10.0 million as research and development expenses for the year ended December 31, 2020. No expenses were recorded for the three and nine months ended September 30, 2026, and for the three and nine months ended September 30, 2025, the Company recorded zero and $2.5 million related to the initiation of patient dosing.

On May 18, 2023, as part of the completion of the Acquisition, the Company inherited two historical asset purchase agreements, one historical master cell bank license and working cell bank transfer agreement and one historical license agreement from Clinigen with Novartis AG, Novartis Pharma AG and Novartis Vaccines and Diagnostics, Inc. pursuant to which, among other things, the Company may be required to make future milestone payments based on net sales (as defined in the relevant underlying agreements) in the U.S. and the rest of world, which includes any and all sales outside of the U.S. The maximum amount of these milestone payments payable under these agreements is $30.0 million upon reaching several certain net sales amounts in the U.S. and $15.0 million upon reaching several certain net sales amounts in the rest of the world, of which 25% of each milestone payment will be reimbursed by Clinigen by deduction from the deferred consideration due under the Option Agreement in the period such milestone payment is made. To date, the net sales milestones have not been achieved, and, therefore, no payments were made under these agreements for the three and nine months ended September 30, 2026 and 2025.

Boehringer Ingelheim Biopharmaceuticals GmbH

On May 18, 2023 as part of the completion of the Acquisition, the Company inherited a manufacturing and supply agreement from Clinigen with Boehringer Ingelheim Biopharmaceuticals GmbH (“BI”) pursuant to which BI will carry out the processing, manufacturing and supply of Proleukin® in unlabeled vials. The original term of this agreement was through October 2025, with automatic renewals for a period of two years unless terminated as permitted by the contract. In September 2025, the agreement was amended and extended through December 31, 2028. Under this amended agreement, the Company must purchase a minimum number of vials, or drug substance, each year at fixed prices. The total estimated purchase obligations under this agreement for the remainder of the year ending December 31, 2026, and the years ending December 31, 2027, and 2028 are $15.0 million, $16.4 million, and $16.8 million, respectively.

NOTE 12. LEASES

Operating Leases

The Company leases office space in San Carlos, California, (“California office”), manufacturing, research and development lab facilities and office space in Philadelphia, Pennsylvania, including 136,000 square feet of commercial manufacturing and lab space at the iCTC, and research and development lab facilities in Tampa, Florida. The determination whether an arrangement is a lease occurs at inception, and for leases with terms greater than 12 months, the Company records a related right-of-use asset and lease liability at the present value of lease payments over the term. Many leases include fixed rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company’s leases do not provide an implicit rate, and thus the Company estimated the incremental borrowing rate in calculating the present value of the lease payments.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Operating lease right-of-use assets	$42,564	$45,899
Operating lease liabilities
Current portion included in current liabilities	$2,444	$4,043
Long-term portion included in non-current liabilities	42,766	44,401
Total operating lease liabilities	$45,210	$48,444

The following table summarizes components of lease expenses, which were included in total expenses in the Company’s condensed consolidated statements of operations and in inventory in the condensed consolidated balance sheets, and other information related to the Company’s operating leases as follows (in thousands, except weighted-average remaining lease terms and discount rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$1,774	$3,936	$6,322	$11,829
Variable lease cost	509	526	1,438	2,107
Short-term lease cost	60	81	190	265
Total lease cost	$2,343	$4,543	$7,950	$14,201

Other information
Cash paid for amounts included in the measurement of lease liabilities included in cash flows from operations	$1,650	$3,424	$6,218	$11,254
Increase (decrease) in right-of-use assets from lease modifications	$—	$1,735	$359	$2,231
Weighted-average remaining lease terms (years)			13.91	13.49
Weighted-average discount rates			7.5%	7.6%

As of September 30, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Total
2026	$1,653
2027	5,469
2028	5,016
2029	4,838
2030	4,610
Thereafter	53,393
Total lease payments	$74,979
Less: Present value adjustment	(29,769)
Operating lease liabilities	$45,210

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

The Company intends to vigorously defend against these complaints and pursue its counterclaims, as applicable.

Securities Litigation and Shareholder Derivative Cases. On May 15, 2025, two putative securities class actions were filed in the United States District Court for the Northern District of California (“Northern District of California”), captioned Sundaram v. Iovance Biotherapeutics, Inc., et al., No. 25-cv-04177 (“Sundaram”) and Farberov v. Iovance Biotherapeutics, Inc., et al., No. 25-cv-04199 (“Farberov”), naming the Company and certain of the Company’s officers as defendants. The complaints purport to assert claims against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act. The Sundaram action is on behalf of persons or entities who acquired the Company’s common stock between August 8, 2024 and May 8, 2025, and the Farberov action is on behalf of persons or entities who acquired the Company’s common stock between May 9, 2024 and May 8, 2025. Each putative class action arises out of the Company’s quarterly disclosure of financial results on May 8, 2025, and the decline in the price of the Company’s common stock the following day, and involve allegations that during the respective class periods, defendants made materially false and misleading statements regarding the Company’s expected revenue for fiscal year 2025, which the plaintiffs claim artificially inflated the price of the Company’s common stock. The actions seek compensatory damages and costs and expenses incurred in the actions, including attorneys’ fees. On December 15, 2025, the court consolidated the class actions, now captioned In re Iovance Biotherapeutics, Inc. Securities Litigation, No. 25-cv-04177, and appointed lead plaintiff and plaintiffs’ counsel.

On June 5, 2025, two putative shareholder derivative lawsuits were filed in the Northern District of California, captioned Hollin v. Vogt, et al., 3:25-cv-04740 and Gera, et al. v. Vogt, et al., 3:25-cv-04794, purportedly brought on behalf of Iovance against certain current and former officers and directors of the Company. A third putative shareholder derivative lawsuit, captioned Bitton v. Bellemin, et. al., 3:25-cv-09701, was filed in the Northern District of California on November 12, 2025. Iovance is named as a nominal defendant in the complaints. The lawsuits contain allegations based on or similar to those in the putative securities class actions and claim, among other things, that the named individual defendants breached their fiduciary duties and violated Section 14(a) of the 1934 Act by issuing or causing the Company to issue false and misleading disclosures concerning the Company’s financial forecasts for fiscal year 2025. Before filing the complaints, the plaintiffs did not make a demand that the Company’s Board of Directors consider the claims therein. The lawsuits seek money damages, corporate governance reforms, restitution, punitive damages, and costs and expenses of the lawsuits, including attorneys’ fees. On December 15, 2025, the court consolidated the derivative lawsuits, now captioned In re Iovance Biotherapeutics, Inc. Derivative Litigation, No. 5:25-cv-04740, and appointed co-lead plaintiff and plaintiffs’ counsel. On March 24, 2026, the court granted the parties’ stipulation to stay the derivative litigation pending resolution of the securities litigation. The plaintiff in the securities litigation filed a consolidated amended complaint on April 15, 2026, which the Company moved to dismiss on June 15, 2026. On September 14, 2026, the plaintiff filed an opposition to the Company’s motion to dismiss. The Company filed a reply on October 14, 2026.

On July 29, 2026, purported call option holder Shravan Reddy Kambam Family Protection Trust (“the Kambam Trust”), by and through its trustee, Jayakumar Reddy Kambam, filed a complaint in the United States District Court for the Southern District of New York against the Company and certain individuals alleging violations of Sections 10(b) and 20(a) of the 1934 Act and SEC Rule 10b-5 as well as common law fraud in connection with the same course of action at issue in the securities class action and derivative litigations. At the joint request of the parties, the court stayed the action on September 23, 2026 pending resolution of the motion to dismiss in the securities litigation.

The Company intends to vigorously defend against the securities class action and derivative action claims.

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

NOTE 14. INCOME TAXES

The Company generally calculates its provision for income taxes during each interim reporting period on the basis of an estimated annual effective tax rate adjusted for tax items that are discrete to each period. However, when a reliable estimate cannot be made, the Company computes its provision for income taxes using the actual effective tax rate (discrete method) for the year-to-date period. For the three and nine months ended September 30, 2026, small changes in estimated annual pretax income (loss) by legal entity can produce a significant variance in the annual effective tax rate. This variability produces an unreliable estimate of the income tax expense. As a result, in accordance with ASC 740, the Company has computed its income tax expense and benefit for the three and nine months ended September 30, 2026 by applying the actual effective tax rate to the pretax loss for the nine month period. For the three and nine months ended September 30, 2025, the Company used the estimated annual effective tax rate method to compute tax benefit.

The Company recorded a tax expense of $0.6 million and tax benefit of $1.4 million for the three and nine months ended September 30, 2026, which resulted in effective tax rates of -2.84% and 0.95%, respectively. The Company recorded a tax benefit of $2.4 million and $2.3 million for the same periods in 2025, which resulted in effective tax rates of 2.53% and 0.69%, respectively. The effective tax rate is different from the U.S. statutory rate of 21% due to the full valuation allowance against tax losses in the U.S. The income tax benefit and expense for the periods presented for 2026 and 2025, respectively, primarily relates to operations in the UK and realization of related deferred taxes.

As of September 30, 2026, the Company continued to maintain its full valuation allowance against U.S. federal and state net deferred tax assets as it expected to be in a cumulative loss position and does not have sufficient positive evidence to support the realizability of its U.S. net deferred tax assets.

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

Iovance was founded to build upon the promise of TIL cell therapy initially developed at academic research centers, including the National Cancer Institute, or the NCI. Our multi-center trials, scalable manufacturing, regulatory approvals and commercial infrastructure have transformed TIL cell therapy from a research product available to only a small number of patients into a commercially viable treatment that is accessible for thousands of cancer patients globally.

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

Globally, Amtagvi® has the potential to address more than 30,000 previously treated advanced melanoma patients annually. We plan to launch into additional markets with a high prevalence of advanced melanoma. On June 4, 2026, we received marketing authorization with conditions from the Therapeutic Goods Administration of Australia for Amtagvi® for previously treated advanced (metastatic or unresectable) melanoma. In the United Kingdom, or UK, we resubmitted the marketing authorization application, or MAA, with additional information in July 2026. The Medicines and Healthcare products Regulatory Agency, or MHRA, is conducting an expedited review, with potential approval expected in the first quarter of 2027. Potential approval is pending in Switzerland in the first quarter of 2027. In the European Union, or EU, we are working with the European Medicines Agency, or EMA, to resubmit a centralized MAA in 2027.

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

We recently reported a 24.6% ORR in 69 patients with non-squamous mNSCLC, including two unconfirmed responses, consistent with previously reported results. IOV-LUN-202 Cohorts 1 and 2 are completing enrollment. A supplemental Biologics License Application for lifileucel based on Cohorts 1 and 2, with a target of approximately 80 patients, is planned in 2027. Independent review committee assessments, FDA discussions, and other pre-submission activities, including confirmatory trial preparation, are ongoing.

•
Efficacy results are potentially best-in-class, with durability continuing to mature and already greater than standard of care, including docetaxel, which offers an ORR of only 12.8%, a durability of only 5.6 months, and median overall survival of 12.3 months. The safety profile remains consistent with lifileucel regimen experience and was improved after switching to reduced-dose lymphodepletion.
•
The FDA awarded Fast Track Designation (FTD) on the strength of the clinical data and the high unmet medical need of mNSCLC patients.
•
A novel biomarker-enriched subgroup within IOV-LUN-202 achieved a 59.1% ORR, leading to the start of POSITILITY, a first-in-class biomarker-enriched cohort with registrational intent, with enrollment beginning this month and a target of 80 patients.
•
We plan to initiate OPTILISM, an innovative frontline trial in biomarker-enriched non-squamous mNSCLC, in 2027. The U.S. market opportunity in frontline and second-line non-squamous mNSCLC in the biomarker-selected cohort is about ten times that of advanced melanoma.

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

•
Educating, training, and collaborating with healthcare professionals, or HCPs, who will be administering our product at academic and community authorized treatment centers, or ATCs, as well as community oncologists and advocacy groups who will refer patients to our ATCs;
•
Providing operational and patient support at ATCs in the U.S. and onboarding ATCs in preparation for anticipated regulatory approvals and product launches in additional global markets;
•
Collaborating with payors about the value of Amtagvi® to continue to facilitate strong reimbursement and patient access; and
•
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

•
Awareness of clinical and real-world evidence data to drive adoption as well as earlier and higher volume of patient referrals for better outcomes across our ATC network.
•
Higher penetration at academic ATCs through earlier tissue procurement for patients at high risk of disease progression, such as BRAF mutant patients, so they can be treated before their health status declines.
•
Expansion of the ATC network with new academic and community ATCs.
•
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

Scalable TIL manufacturing for commercial and clinical demand

To date, more than 2,000 patients have been treated with commercial and investigational TIL cell therapies manufactured using Iovance processes. The Iovance Cell Therapy Center, or iCTC, in Philadelphia, Pennsylvania is the first FDA-approved facility to manufacture commercial TIL cell therapy. We believe that the iCTC is the only current Good Manufacturing Practice, or cGMP, facility with a centralized, scalable TIL manufacturing process. Facilitated by its proximity to multiple airports, the iCTC covers logistics and delivery of TIL cell therapies to treatment centers in North America, Europe, and Asia Pacific.

The current iCTC facility has the potential capacity to supply TIL cell therapies for more than 5,000 cancer patients annually. To utilize our internal manufacturing suites at greater scale, improve gross margin and reduce operating expenses, we transitioned all manufacturing for clinical and commercial Iovance TIL cell therapies to the iCTC and terminated an agreement with a contract manufacturer in the first quarter of 2026 to manage and reduce long-term product manufacturing costs. We have full control of manufacturing capacity and product quality, supply and delivery logistics, cost efficiencies and process improvements, such as automation and next generation approaches that may further streamline timelines and costs. Certain clinical trials for our next-generation investigational TIL cell therapies will continue to be supported by contract manufacturing organizations, or CMOs. Details of related agreements are provided in Note 11 Licenses and Agreements section of this Quarterly Report on Form 10-Q of our condensed consolidated financial statements for the quarter ended September 30, 2026.

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

Intellectual Property

We have established a leading intellectual property portfolio developed internally and licensed from third parties. We currently own more than 100 U.S. patents related to TIL cell therapy, including patents directed to compositions and methods of treatment in a broad range of cancers, such as U.S. Patent Nos. 10,130,659; 10,166,257; 10,272,113; 10,363,273; 10,398,734; 10,420,799; 10,463,697; 10,517,894; 10,537,595; 10,639,330; 10,646,517; 10,653,723; 10,695,372; 10,894,063; 10,905,718; 10,918,666; 10,925,900; 10,933,094; 10,946,044; 10,946,045; 10,953,046; 10,953,047; 11,007,225; 11,007,226; 11,013,770; 11,026,974; 11,040,070; 11,052,115; 11,052,116; 11,058,728; 11,083,752; 11,123,371; 11,141,434; 11,141,438; 11,168,303; 11,168,304; 11,179,419; 11,202,803; 11,202,804; 11,220,670; 11,241,456; 11,254,913; 11,266,694; 11,273,180; 11,273,181; 11,291,687; 11,293,009; 11,304,979; 11,304,980; 11,311,578; 11,337,998; 11,344,579; 11,344,580; 11,344,581; 11,351,197; 11,351,198; 11,351,199; 11,364,266; 11,369,637; 11,384,337; 11,401,507; 11,433,097; 11,517,592; 11,529,372; 11,541,077; 11,631,483; 11,713,446; 11,819,517; 11,857,573; 11,865,140; 11,866,688; 11,939,596; 11,969,444; 11,975,028; 11,981,921; 11,998,568; 12,023,355; 12,024,718; 12,031,157; 12,104,172; 12,121,541; 12,159,700; 12,170,134; 12,188,048; 12,194,061; 12,226,434; 12,226,522; 12,230,378; 12,230,379; 12,233,075; 12,280,140; 12,343,380; 12,453,697; 12,473,532; 12,485,145; 12,495,791; 12,553,029; 12,553,031; 12,558,375; 12,570,959; 12,570,961; 12,611,427; 12,611,428; 12,611,429; 12,617,833; 12,622,927; 12,636,318; 12,642,268; 12,642,816; 12,642,832; 12,648,962; 12,655,389; 12,678,499; and 12,767,928. More than 50 of these patents are related to our Gen 2 TIL manufacturing processes and have terms that we anticipate will extend to October 2037 or January 2038, not including any patent term extensions or adjustments that may be available. Our owned and licensed intellectual property portfolio also includes patents and patent applications relating to TIL, marrow-infiltrating lymphocytes, or MIL, and peripheral blood lymphocyte, or PBL, therapies; TIL cell expansion from core biopsy, small biopsy or fine needle aspirate; assays for evaluating potency and/or functionality of TIL products; frozen tumor-based TIL technologies; remnant TIL and digest TIL compositions, methods, and processes; methods of manufacturing TIL, MIL, and PBL therapies; the use of costimulatory and T cell modulating molecules in TIL cell therapy and manufacturing; stable and transient genetically-modified TIL cell therapies, including genetic knockouts of immune checkpoints; cytokine-tethered TIL cell therapies; methods of using immune checkpoint inhibitor, or ICIs, in combination with TIL cell therapies; TIL selection technologies; and methods of treating patient subpopulations.

Components of Operating Results

Revenue

Revenues for the three and nine months ended September 30, 2026 represents product sales of Amtagvi®, as well as Proleukin®, primarily driven from sales in the U.S. to support the ongoing commercial launch of Amtagvi®, which received FDA approval in February 2024. Proleukin®, which we acquired the worldwide rights to in May 2023, is also sold in markets outside the U.S., primarily in the EU and UK.

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

Income tax (expense) benefit

Income tax (expense) benefit pertains to the operations in the UK and realization of related deferred taxes.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$	%
Amtagvi®	$101,602	$57,482	$44,120	77	$252,545	155,127	$97,418	63
Proleukin®	19,867	9,973	9,894	99	39,667	21,604	18,063	84
Total product revenue	$121,469	$67,455	$54,014	80	$292,212	$176,731	$115,481	65

Revenue for the three and nine months ended September 30, 2026 increased by $54.0 million, or 80%, and by $115.5 million, or 65%, compared to the same periods in 2025. The increase in revenue as compared to the prior period was driven by an increase in Amtagvi® infusions, correspondent increase in Proleukin®, and price increases for both products.

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

Costs and expenses

The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$	%
Costs and expenses
Cost of sales **	$48,028	$38,477	$9,551	25	$134,121	$130,073	$4,048	3
Research and development **	49,337	75,174	(25,837)	(34)	170,675	229,067	(58,392)	(25)
Selling, general, and administrative **	38,575	34,555	4,020	12	116,796	115,922	874	1
Depreciation and amortization	9,497	9,007	490	5	27,536	26,422	1,114	4
Restructuring charges	—	5,143	(5,143)	(100)	—	5,143	(5,143)	(100)
Total costs and expenses	$145,437	$162,356	$(16,919)	(10)	$449,128	$506,627	$(57,499)	(11)
** Excludes depreciation and amortization

Cost of sales

Cost of sales, excluding depreciation and amortization, for the three months ended September 30, 2026 increased by $9.6 million, or 25%, compared to the same period in 2025. The increase was driven by (i) a $6.7 million increase from sales of Amtagvi® and Proleukin® products as well as costs related to the manufacturing of Amtagvi®, (ii) a $2.4 million increase in royalties payable related to the increase in sales of Proleukin, and (iii) a $1.4 million increase in period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data. This increase was partially offset by a $0.9 million decrease in excess and obsolescence charges recorded in the three months ended September 30, 2025, with no comparable charges recorded during the three month period ended September 30, 2026.

Cost of sales, excluding depreciation and amortization, for the nine months ended September 30, 2026 increased by $4.0 million, or 3%, compared to the same period in 2025. The increase was driven by (i) a $13.3 million increase from sales of Amtagvi® and Proleukin® products as well as costs related to the manufacturing of Amtagvi®, and (ii) a $4.7 million increase in royalties payable related to the increase in sales of Proleukin. These increases were partially offset by (i) a $7.8 million decrease in period costs primarily related to patient drop-off driven by patient health and ability to receive the Amtagvi® treatment, as well as manufacturing results that did not meet required specifications, and were not otherwise utilized under an expanded access program or single-patient IND to generate clinical data and (ii) a $6.2 million decrease in excess and obsolescence charges as compared to the same period in 2025.

Research and development expense

Research and development expenses for the three months ended September 30, 2026 decreased by $25.8 million, or 34%, compared to the same period in 2025. The decrease was primarily attributable to (i) a $13.5 million decrease in manufacturing costs, driven by lower clinical manufacturing volume and reduced external contract manufacturing costs, (ii) a $10.3 million decrease in clinical trial costs, primarily due to the completion of melanoma and cervical clinical trials and the progression of other ongoing studies into later stages of development, and (iii) a $3.9 million decrease in outside service costs, driven by a reduction in the number of consultants. These decreases were partially offset by (i) a $1.9 million increase in other costs.

Research and development expenses for the nine months ended September 30, 2026 decreased by $58.4 million, or 25%, compared to the same period in 2025. The decrease was primarily attributable to (i) a $19.6 million decrease in clinical trial costs, driven primarily due to the completion of melanoma and cervical clinical trials and the progression of other ongoing studies advancing into later stages of development, (ii) a $16.1 million decrease in manufacturing fees, primarily driven by lower clinical manufacturing volume resulting from reduced clinical activity, and lower external contract manufacturing costs, (iii) a $16.0 million decrease in outside services cost, driven by a reduction in the number of consultants, and (iv) a $6.3 million net decrease in stock-based compensation expense primarily due to the non-recurrence of expense related to special awards granted in March 2024, and (v) a $0.4 million decrease in other costs.

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

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2026	2025	$	%	2026	2025	$	%
Direct research and development expense by product candidate
TIL, including combination therapy
Lifileucel monotherapy	$12,015	$19,357	$(7,342)	(38)	$38,106	$53,571	$(15,465)	(29)
Combination Therapy	(431)	3,945	(4,376)	(111)	4,650	10,992	(6,342)	(58)
Next Generation	1,081	2,989	(1,908)	(64)	4,385	7,639	(3,254)	(43)
Other clinical, preclinical, and research programs under development	3,555	6,159	(2,604)	(42)	12,291	20,391	(8,100)	(40)
Indirect research and development expense
Personnel related (excluding stock-based compensation)	23,095	27,550	(4,455)	(16)	77,161	81,904	(4,743)	(6)
Stock-based compensation expense	4,771	5,011	(240)	(5)	14,966	21,287	(6,321)	(30)
Contractors and outside services	1,224	3,375	(2,151)	(64)	4,357	7,670	(3,313)	(43)
Office and facilities	4,027	6,788	(2,761)	(41)	14,759	25,613	(10,854)	(42)
Total research and development	$49,337	$75,174	$(25,837)	(34)	$170,675	$229,067	$(58,392)	(25)

Selling, general, and administrative expense

Selling, general, and administrative expenses for the three months ended September 30, 2026 increased by $4.0 million, or 12%, compared to the same period in 2025. The increase was primarily attributable to (i) a $3.7 million increase in payroll and related expenses driven by an increase in the number of employees to support growth in the overall business, and (ii) a $0.4 million increase in other costs. This increases were partially offset by a $0.1 million decrease in stock-based compensation expense primarily due to fewer equity awards granted at a lower average stock price.

Selling, general, and administrative expenses for the nine months ended September 30, 2026 increased by $0.9 million, or 1%, compared to the same period in 2025. The increase was primarily attributable to (i) a $8.3 million increase in payroll and related expenses driven by an increase in the number of employees to support growth in the overall business and (ii) a $1.8 million increase in costs incurred in support of the marketing, advertising, and market research to support Amtagvi® in markets outside of the United States. These increases were partially offset by (i) a $6.9 million decrease in stock-based compensation expense primarily due to fewer equity awards granted at a lower average stock price, (ii) a $1.9 million decrease in intellectual property legal costs and (iii) a $0.4 million decrease in other costs.

Depreciation and amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2026 increased by $0.5 million, or 5% and increased by $1.1 million, or 4%, compared to the same period in 2025. The increase was primarily driven by the expansion of our iCTC manufacturing facility.

Restructuring

Restructuring expense was zero for the three and nine months ended September 30, 2026 as compared to $5.1 million for the three and nine months ended September 30, 2025. Expense in 2025 was primarily related to severance payments, costs for outplacement services, and post-employment benefits associated with our August 2025 strategic restructuring plan, resulting from a review of current strategic priorities, the strategic restructuring plan included an associated reduction in workforce, resource allocations, and costs, intended to reduce operating costs, streamline operations and extend cash runway.

Interest and other income, net

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2026	2025	$	%	2026	2025	$ %
Interest and other income, net	$2,311	$1,243	$1,068	86	$6,861	$8,567	$(1,706)	(20)

Interest and other income, net for the three months ended September 30, 2026 increased by $1.1 million, or 86%, compared to the same period in 2025. The increase was primarily driven by an increase in average investment balances and a slightly higher rate of return on our investments.

Interest and other income, net for the nine months ended September 30, 2026 decreased by $1.7 million, or 20%, compared to the same period in 2025. The decrease was primarily driven by a decrease in average investment balances and slightly lower rate of return on our investments.

Income tax (expense) benefit

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2026	2025	$ %		2026	2025	$ %
Income tax (expense) benefit	$(614)	$2,405	$(3,019)	(126)	$1,424	$2,255	$(831)	(37)

Income tax expense for the three months ended September 30, 2026 was $0.6 million, as compared to an income tax benefit of $2.4 million for the same period in 2025, an unfavorable change of $3.0 million, or 126%. The change was primarily driven by discrete items in 2025 which did not occur in 2026.

For the nine months ended September 30, 2026 income tax benefit decreased by $0.8 million, or 37%, respectively, as compared to the same period in 2025. The decrease was primarily driven by discrete items in 2025 which did not occur in 2026.

Net loss

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
(in thousands)	2026	2025	$ %		2026	2025	$ %
Net loss	$(22,271)	$(91,253)	$(68,982)	(76)	$(148,631)	$(319,074)	$(170,443)	(53)

Net loss for the three and nine months ended September 30, 2026 decreased by $69.0 million, or 76%, and $170.4 million, or 53%, compared to the same periods in 2025. The decrease in our net loss is primarily due to the increase in sales of Amtagvi® and Proleukin® products and a decrease in our overall spend, as we continue to streamline our operations. We anticipate that we will continue to incur net losses in the future as we further invest in our clinical and internal research and development programs, as well as ongoing execution of the launch of Amtagvi®.

Liquidity and Capital Resources

As of September 30, 2026, we had $382.3 million in cash, cash equivalents, short-term investments, and restricted cash ($57.9 million of cash and cash equivalents, $318.4 million in short-term investments, and $6.0 million in restricted cash). We have incurred losses and generated negative cash flows from operations since inception. Historically, we have funded our operations from various public and private offerings of our equity securities, both common stock and preferred stock, from option and warrant exercises, and from interest income. Since 2017, our primary source of funds has been from the public sale of our common stock. With the approval of our BLA, we expect to continue to generate revenue from the sale of our first internally developed product, Amtagvi®. Furthermore, as Proleukin® inventory that was previously with distributors in the U.S. market at the time of the acquisition of the worldwide rights to Proleukin® in May 2023 has been substantially depleted, we also began to sell Proleukin® into the U.S. market, where product margins are substantially higher than in other markets, to support ongoing and anticipated infusions related to the continued strong commercial launch of Amtagvi®. However, such revenues for Amtagvi® and Proleukin® may not be material enough to generate positive operational cash flows during the 12 months from the date the condensed consolidated financial statements are issued and this Quarterly Report on Form 10-Q is filed.

We expect to continue to incur significant expenses to support our ongoing execution of the commercial launch of Amtagvi®, fund ongoing clinical programs, including our NSCLC registrational study, IOV-LUN-202, and our frontline advanced melanoma Phase 3 confirmatory trial, TILVANCE-301, continue the development of our pipeline candidates, and for other general corporate purposes. Based on the funds we have available as of the date our condensed consolidated financial statements for the three and nine months ended September 30, 2026 are issued, we believe that we have sufficient capital to fund our anticipated operating expenses and capital expenditures as planned for at least the twelve months following the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Corporate Capitalization

As of September 30, 2026, we had outstanding 462,543,386 shares of our $0.000041666 par value common stock, 194 shares of our $0.001 par value Series A Convertible Preferred Stock, and 1,932,667 shares of our $0.001 par value Series B Convertible Preferred Stock. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into 97,000 shares of our common stock, and the outstanding shares of Series B Convertible Preferred Stock are currently convertible into 1,932,667 shares of our common stock. The shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock do not have voting rights or accrue dividends.

On August 22, 2025, we entered into an Amended and Restated Open Market Sale Agreement, or the 2025 Sale Agreement, with Jefferies with respect to an “at the market” offering program. Under the terms of the 2025 Sale Agreement, we were able to issue and sell, from time to time in our sole discretion, up to $350.0 million of shares of our common stock pursuant to the “at the market” offering program.

For the quarter ended September 30, 2026, we received $87.9 million in proceeds, net of offering costs, through the sale of 8,666,654 shares of our common stock under the 2025 Sale Agreement. As of September 30, 2026, the 2025 Sale Agreement terminated upon the issuance and sale of all Common Shares subject to the 2025 Sale Agreement.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(137,385)	$(249,843)
Investing activities	(197,301)	46,721
Financing activities	229,906	244,601
Net increase (decrease) in cash, cash equivalents and restricted cash*	$(104,780)	$41,479
* Excludes effect of exchange rate changes

Operating Activities

Net cash used in operating activities for the periods presented represents cash disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2026 was $137.4 million as compared to $249.8 million for the same period in 2025. The $112.4 million decrease in cash used in operating activities was driven by a $170.4 million decrease in net loss resulting from an increase in revenues generated by sales of Amtagvi® and Proleukin®. The overall decrease in cash used in operating activities also includes a net decrease in non-cash charges of $22.9 million. The net decrease in non-cash charges was primarily driven by lower stock-based compensation expenses, lower amortization of right-of-use assets related to operating leases, a decrease in deferred tax benefits related to the operations in the UK and excess and obsolescence costs, offset by amortization of intangible assets, and accretion of discounts and amortization of premiums on investments, net. In addition, net cash used in operating activities increased by $35.1 million, primarily related to changes in operating assets and liabilities.

The $35.1 million increase in net cash used in operating activities related to changes in operating assets and liabilities was driven by a $27.1 million increase in trade accounts receivable, resulting from the sale of our products, a net $29.6 million decrease in accounts payable and accrued expenses, resulting from timing of vendor invoicing and related payments, offset by a $21.6 million decrease in net cash used driven primarily by purchases of inventory and a decrease in prepaid expenses and other assets that resulted from the timing of related payments.

Investing Activities

Net cash used or provided by investing activities for the periods presented primarily relates to the cash utilized to fund the purchase and maturity of investments, and capital expenditures. Net cash used by investing activities for the nine months ended September 30, 2026 was $197.3 million, compared to net cash provided by investing activities of $46.7 million for the same period in 2025. The increase in cash used of $244.0 million was primarily driven by a $251.6 million increase associated with changes in the timing of maturities and purchases of investments, and a $0.1 million associated to an increase in the purchase of intangible assets, offset by a decrease in capital expenditures of $7.7 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026, was $229.9 million compared to net cash provided of $244.6 million for the same period in 2025. The decrease in net cash provided by financing activities of $14.7 million was primarily driven by a decrease in net proceeds of $14.6 million received through the sales of common stock through our “at the market” offering program during the nine months ended September 30, 2026, as compared to the net proceeds received from our “at the market” offering program for the same period in 2025, and a $1.1 million increase in tax payments related to shares withheld for vested restricted stock units, offset by a $1.0 million increase in proceeds from the issuance of common stock upon the exercise of stock options and from our employee stock purchase plan program.

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of September 30, 2026, and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	Total	2026	2027	2028	2029	2030	Thereafter
Operating lease obligations - facilities(1)	$74,979	$1,653	$5,469	$5,016	$4,838	$4,610	$53,393
Purchase obligations(2)	48,200	14,999	16,356	16,845	—	—	—
Total(3)	$123,179	$16,652	$21,825	$21,861	$4,838	$4,610	$53,393

(1)
Our operating lease obligations consist of obligations under non-cancellable operating leases for our facilities in San Carlos, California, Philadelphia, Pennsylvania, and Tampa, Florida.
(2)
We have purchase obligations of $48.2 million related to manufacturing and supply agreements for Proleukin® under a contract we inherited as part of the Acquisition, which was subsequently extended through 2028.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no obligations that would require disclosure as off-balance sheet arrangements.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Asset Acquisitions

We make certain judgments to determine whether transactions should be accounted for acquisitions of assets or business combinations using the guidance in Accounting Standards Codification, or ASC, Topic 805, Business Combinations, by first applying a screen test to assess if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further assessment is required to determine whether we have acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

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

We review intangible assets for impairment at least annually and whenever events or changes in circumstances have occurred which could indicate that the carrying value of the assets are not recoverable. If such indicators are present, we assess the recoverability of affected assets by determining if the carrying value of the assets is less than the sum of the undiscounted future cash flows of the assets. If the assets are found to not be recoverable, we measure the amount of impairment by comparing the carrying value of the assets to their fair values. We determined that no indicators of impairment or impaired intangible assets existed as of September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in interest bearing investments consisting of short-term debt securities issued by the U.S. government. The primary objective of our investment activities is to preserve principal. We adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. We do not have any derivative financial instruments or foreign currency instruments. As of September 30, 2026, we had $339.6 million invested in marketable securities with a maturity date of less than one year. As such we believe that we are not exposed to any material market risk. If interest rates had varied by 1% in the quarter ended September 30, 2026, the fair value of our investment portfolio would increase or decrease by approximately $1.3 million.

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

The majority of our product sales during the three and nine months ended September 30, 2026 were denominated in the U.S. dollar, however, we do have some sales denominated in foreign currencies. Nevertheless, foreign currency transaction gains and losses were immaterial for the three and nine months ended September 30, 2026. No foreign currency exchange risk existed for the three months ended September 30, 2026.

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

Changes in Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information in Note 13 to the condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference from Note 13 to our condensed consolidated financial statements for the quarter ended September 30, 2026, contained in this Quarterly Report on Form 10-Q.

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

•
We have a history of operating losses; we expect to continue to incur losses, and we may never be profitable;
•
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
•
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
•
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
•
Because our current products represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage, and the commercial potential of our product candidates;
•
No assurance can be given that the Gen 2 manufacturing process or other processes we have selected will be FDA-compliant or more efficient and will lower the cost to manufacture TIL products;
•
We face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions;
•
Our projections regarding the market opportunities for our products and product candidates may not be accurate, and the actual market for our products and product candidates may be smaller than we estimate;
•
We have limited commercial experience and may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products and product candidates, if they are approved, and as a result, we may be unable to generate significant product awareness, and the lack of awareness may limit the revenues that we generate;
•
If our products or product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited;
•
Our products and product candidates may face competition sooner than anticipated;
•
As a condition of approval, the FDA and foreign regulatory authorities may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects;
•
We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth;
•
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
•
We may be unable to successfully or sufficiently expand our manufacturing capacity to meet demand for our products and product candidates;
•
We depend on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized;

•
Development of a product candidate intended for use in combination with an already approved product may present more or different challenges than development of a product candidate for use as a single agent;
•
A Fast Track, breakthrough therapy, or regenerative medicines advanced therapy product designations, or other designation to facilitate product candidate development may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval;
•
While in the U.S. lifileucel has received orphan drug designation for melanoma stages IIB-IV and for cervical cancer patients with tumors greater than 2 cm, there is no guarantee that we will be able to maintain this designation, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity;
•
We may encounter substantial delays in our clinical trials, not be able to conduct our clinical trials on the timelines we expect, and be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA and foreign regulatory authorities;
•
It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all;
•
Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization;
•
We are required to pay substantial royalties and lump sum benchmark payments under our license or acquisition agreements with the NIH, Novartis, Clinigen, and Cellectis, and we must meet certain milestones to maintain our license rights;
•
We rely on and collaborate with governmental, academic, and corporate partners or agencies to approve, improve, and develop TIL cell therapies for new indications for use in combination with other therapies and to evaluate new TIL manufacturing methods, the results of which, because the manufacturing processes are not within our control, may be incorrect or unreliable;
•
We have global operations, which expose us to additional risks, and any adverse event could have a material adverse effect on our results of operations and financial condition; and
•
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

•
We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated delays in obtaining regulatory approvals for our products and/or product candidates, and even after obtaining regulatory approval for some of our products and/or product candidates, those products and/or product candidates may still face regulatory difficulties;
•
The FDA and foreign regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates;
•
Political uncertainty may have an adverse impact on our operating performance and results of operations, and uncertainty surrounding the potential legal, regulatory, and policy changes by a new U.S. presidential administration may directly affect us and the global economy;
•
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval of our product candidates in other jurisdictions; and
•
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

As of September 30, 2026, we had an accumulated deficit of $2.9 billion. In addition, during the nine months ended September 30, 2026, we incurred a net loss of $148.6 million. While we are executing the U.S. launch of our first internally developed product, Amtagvi®, we may not generate any meaningful product sales until later, and we expect to incur significant additional operating losses in the future as we expand our development and clinical trial activities in support of demonstrating the effectiveness of our product candidates.

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

Our operations have consumed substantial amounts of cash since inception. From our inception to September 30, 2026, we have an accumulated deficit of $2.9 billion. In addition, our research and development and our operating costs have also been substantial and are expected to increase. As of September 30, 2026, we had $382.3 million in cash, cash equivalents, short-term investments, and restricted cash ($57.9 million of cash and cash equivalents, $318.4 million in short-term investments, and $6.0 million in restricted cash).

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
•
terms and timing of our current and any potential future collaborations, licensing, or other arrangements that we have established or may establish;
•
cash requirements of any future acquisitions or the development of other product candidates;
•
costs of operating as a public company;
•
time and cost necessary to respond to technological, regulatory, political, and market developments;
•
costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and
•
costs associated with any potential business or product acquisitions (such as the acquisition of Proleukin®), strategic collaborations, licensing agreements, or other arrangements that we may establish.

Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. For example, in August 2025, we entered into an Amended and Restated Open Market Sale Agreement, or the 2025 Sale Agreement, with Jefferies, which provided for the sale of up to $350.0 million of our common stock from time to time. As of September 30, 2026, all shares subject to the 2025 Sale Agreement had been sold and the 2025 Sale Agreement terminated in accordance with its terms. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to undergo further reductions in our workforce or other corporate restructuring activities, or delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

In August 2025, we announced a strategic restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations, and extend our cash runway. The workforce reduction of approximately 19 percent was substantially complete by September 30, 2025. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale and retention, loss of institutional knowledge and expertise, and potential impacts on financial reporting. The reduction in our workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities, and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage the impact of the restructuring plan or any other similar activities that we may undertake in the future, we may not achieve the expected cost savings and other expected benefits in the expected timeframe or at all, and our business, financial condition, and results of operations may be materially adversely affected.

Subject to various spending levels approved by our Board of Directors, our management will have broad discretion in the use of the net proceeds from our capital raises, including proceeds from sales pursuant to our “at-the-market” sale agreement with Jefferies LLC, and may not use them effectively.

Our management will have discretion in the application of the net proceeds from our capital raises, including proceeds from sales pursuant to the 2025 Sale Agreement with Jefferies, which provided for the sale of up to $350.0 million of our common stock from time to time, and terminated as of September 30, 2026, following the sale of all shares subject to it, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. You may not agree with our decisions, and our use of the proceeds from our capital raises may not yield any return to stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. Pending their use, we may invest the net proceeds from our capital raises in interest and non-interest-bearing cash accounts, short-term, investment-grade, interest-bearing instruments, and U.S. government securities. These temporary investments are not likely to yield a significant return.

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

In recent years, various tax legislations were signed into law. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, making significant changes to the Internal Revenue Code. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. On June 15, 2020, Assembly Bill 85 was passed in California, which suspended the use of net operating losses and limited the use of credits for certain corporations. On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA’s health insurance marketplace, or Marketplace, over the next few years. The enhanced ACA premium tax credits expired at the end of 2025, which has contributed to reduced Marketplace enrollment and is expected to increase the number of uninsured individuals. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs. There is uncertainty regarding future legislative and regulatory changes and policies related to matters such as taxation and importation, including tariffs, and any such proposed or enacted regulations, taxes, or tariffs by the current or a future U.S. administration, Congress, or taxing and importation authorities in other jurisdictions could adversely impact the global economy and materially affect our tax obligations, tariff obligations, and operating results.

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

•
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
•
international or multi-national activities that are related to business activities outside of our scope, but may have an impact on a CMO’s ability to conduct business in a manner consistent with governmental or our regulatory and ethical standards; and
•
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

•
decreased or interrupted demand for our products and/or product candidates;
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
•
costs to prepare for and defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to clinical trial participants or patients;
•
product recalls, withdrawals, or restrictions on labeling, marketing, or promotions;
•
loss of revenue;
•
significant negative media attention;
•
decrease in the price of our stock and overall value of our company;
•
exhaustion of our available insurance coverage and our capital resources; and
•
the delay or inability to commercialize our product candidates or achieve adequate revenue from our products.

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

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products that are approved and currently under development by others that could compete with the products that we are developing. Many of our potential competitors have substantially greater research and development capabilities and approval, manufacturing, marketing, financial, and managerial resources and experience than we do. Our competitors may:

•
develop safer, more convenient, or more effective immunotherapies and other therapeutic products;
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

•
if a health epidemic or pandemic occurs it may negatively impact our ability to establish commercial operations, educate, and interact with healthcare professionals, and successfully launch our product on a timely basis;
•
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

•
the efficacy of our products and product candidates;
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
•
the relative difficulty of administration of such products and product candidates;
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
•
train and monitor sites for product delivery and consistent flow of appropriate patients;
•
create market demand for our product candidates through our own marketing and sales activities, as well as through other arrangements with third parties marketing or selling on our behalf;
•
receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
•
obtain the necessary regulatory approvals to deliver the therapies to a sufficiently sized patient population;
•
effectively commercialize our products;
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
•
launch commercial sales of our product candidates;
•
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

•
partner with third party logistics providers that will successfully distribute our products;
•
maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
•
effectively compete with other therapies or competitors; and
•
following launch, ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. We initiated clinical trials in patients with metastatic melanoma, cervical, head and neck, and non-small cell lung cancers, and in other indications in collaboration with third parties. We completed enrollment in the pivotal clinical trial for melanoma, C-144-01, and in June 2022, we announced that initial Cohort 4 data read by the independent review committee, or IRC, met the primary endpoint in this clinical trial. In March 2023, we completed submission of our BLA to the FDA for the treatment of adult patients with metastatic melanoma for approval, and the FDA accepted the BLA in May 2023. We obtained BLA approval on February 16, 2024. We plan to initiate clinical trials in new indications and new cohorts in existing clinical trials. For example, in the second quarter of 2026, we commenced a registrational trial in previously treated advanced undifferentiated pleomorphic sarcoma, or UPS, and dedifferentiated liposarcoma, or DDLPS. Even as these clinical trials progress, issues may arise that could require us to suspend or terminate such clinical trials or could cause the results of one cohort to differ from a prior cohort. For example, we may experience slower than anticipated enrollment in our additional pivotal clinical trials, which may consequently delay BLA submissions to the FDA or permit competitors to obtain approvals that may alter our BLA filing strategy. Additionally, temporary or permanent clinical holds could be placed on our clinical trials for a variety of reasons. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical development, or product approval include:

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
•
delays in obtaining required IRB approval at each clinical trial site;
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
•
delays in recruiting suitable patients to participate in our clinical trials;
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
•
patients dropping out of a clinical trial;
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
•
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
•
delays in patient enrollment due to potential health epidemics and pandemics;
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
•
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
•
the proximity of patients to clinical trial sites;
•
the design of the clinical trial;
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
•
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

While there is currently no comprehensive federal legislation in the U.S. that regulates the development or use of AI, several governmental agencies in the U.S. and non-U.S. jurisdictions have proposed or enacted laws regulating AI technologies by setting out principles intended to guide AI design and deployment for the public and private sectors and signaling the increase in government involvement and regulation over AI technologies. The significant increase in companies that have incorporated the use of AI in their businesses has also increased the SEC’s focus on AI-washing as a key enforcement priority. In May 2024, the European Union legislators approved the EU Artificial Intelligence Act, or the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. Additional provisions of the EU AI Act, including certain transparency obligations, became applicable in August 2026, while obligations applicable to high-risk AI systems were deferred to December 2027 and August 2028. In July 2025, the EU published a voluntary AI Code of Practice, which is intended to guide developers of AI systems in complying with the EU AI Act and avoid potential penalties. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in the impact of AI technology on data privacy, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act of 1996 (as amended by the HITECH Act), or HIPAA, and associated regulations. For example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, and as amended and expanded by the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. They also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach.

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

•
changes in medical reimbursement policies and programs and pricing restrictions in key markets;
•
multiple regulatory requirements that could restrict our ability to manufacture and sell our products in key markets;
•
trade protection measures, tariffs, and import or export licensing requirements, including the imposition of trade sanctions or similar restrictions by the U.S. or other governments;
•
foreign exchange fluctuations;
•
diminished protection of intellectual property in some countries; and
•
possible nationalization and expropriation.

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

We are conducting registrational trials for advanced NSCLC, frontline advanced melanoma cancer, and previously treated advanced UPS and DDLPS with our lifileucel product candidate. The ongoing trials, which we refer to as IOV-LUN-202 Cohorts 1 and 2 in the case of advanced NSCLC, TILVANCE-301 in the case of advanced melanoma, and SARATOGA in the case of advanced UPS and DDLPS are currently underway and have been the subject of formal FDA meetings and communications. For instance, on December 22, 2023, the FDA placed a clinical hold on the IOV-LUN-202 trial in response to a reported Grade 5 (fatal) serious adverse event potentially related to the non-myeloablative lymphodepletion, or NMA-LD, pre-conditioning regimen, and we paused enrollment and the lifileucel treatment regimen for new patients in IOV-LUN-202 during the clinical hold. On March 4, 2024, the FDA lifted the partial clinical hold on the IOV-LUN-202 trial, permitting us to resume patient enrollment using a reduced NMA-LD regimen. Our current beliefs regarding the registration pathway for lifileucel in these indications are based on our interpretation of communications with the FDA to date and our efforts to address such communications, which may be incorrect. Our statements that the clinical trial may support a BLA submission also assume that our as-adjusted clinical trial has addressed the additional requests and feedback by the FDA. Further, enrollment in these clinical trials may need to be further adjusted based on future feedback from the FDA, changes in the competitive environment, or other regulatory agency input. Protocol revisions may have an adverse effect on the results reported to date. Changes to implement an independent review committee and assay validation and implementation, and the data within these clinical trials may not ultimately be supportive of product approval, all of which could result in significant delays to our currently anticipated timeline for development and approval of the lifileucel product candidate or prevent their approval.

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
•
reaching agreement on acceptable contract terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•
obtaining approval at each clinical trial site by an independent IRB, or central IRB;
•
recruiting suitable patients to participate in a clinical trial;
•
having patients complete a clinical trial or return for post-treatment follow-up;
•
clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•
adding new clinical trial sites;
•
manufacturing sufficient quantities of qualified materials under cGMP and applying them on a subject-by-subject basis for use in clinical trials; or
•
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
•
withdrawal of regulatory approvals for the Proleukin® product;
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

•
the demand for our product candidates if we obtain regulatory approval;
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
•
regulatory developments within, and outside of, the U.S.;
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

As of September 30, 2026, we had 462,543,386 shares of common stock outstanding. In addition, we had 29,660,828 shares of common stock equivalents that would increase the number of common stock outstanding if these instruments were exercised or converted to purchase common stock based on vesting requirements of stock options and common stock issuable through purchases of employee stock purchase plan, or upon the conversion of preferred stock. The issuance and subsequent sale of the shares underlying these common stock equivalents could depress the trading price of our common stock. On June 10, 2019, our certificate of incorporation was amended to increase the number of authorized shares of our common stock, from 150,000,000 shares to 300,000,000 shares, which was approved by our stockholders on that date. On June 16, 2023, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 300,000,000 to 500,000,000 shares, which was approved by our stockholders on June 6, 2023. On June 12, 2026, our certificate of incorporation was amended to increase the number of authorized shares of our common stock from 500,000,000 to 650,000,000 shares, which was approved by our stockholders on June 10, 2026.

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

Item 2. Unregistered Sales of Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Nothing to report.

Item 3. Defaults Upon Senior Securities.

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information.

During the third quarter of 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

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

10.1++#*	Executive Employment Agreement, effective as of September 30, 2026, by and between Noah Berkowitz and Iovance Biotherapeutics, Inc.
10.2++#	Iovance Biotherapeutics, Inc. Amended and Restated 2021 Inducement Plan, as amended
31.1++	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2++	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1++	Section 1350 Certification of Chief Executive Officer (furnished herewith).
32.2++	Section 1350 Certification of Principal Financial Officer (furnished herewith).
101.INS++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH++	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

++ Filed herewith (unless otherwise noted as being furnished herewith).

# Indicates a management contract or compensatory plan or arrangement.

* Certain portions of the Exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iovance Biotherapeutics, Inc.

November 5, 2026	By:	/s/ Frederick G. Vogt, Ph.D., J.D.
Frederick G. Vogt, Ph.D., J.D.
Interim Chief Executive Officer and President, and General Counsel (Principal Executive Officer)

November 5, 2026	By:	/s/ Corleen Roche
Corleen Roche
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)